Form 10-K
period 2007-12-31
LEHMAN ABS CORP BACKED TR CERT FED EX CRP NT BCK SE 2001-37
filed 2008-03-28
CIK 1266845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                      ----

                                    FORM 10-K



(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________ to ________

                        Commission File Number: 001-31856
                                                ---------

                               filed on behalf of:
  Corporate Backed Trust Certificates, Federal Express Corporation Note-Backed
                              Series 2001-37 Trust
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                                       by:
                             Lehman ABS Corporation
--------------------------------------------------------------------------------
              (Exact Name of Depositor as Specified in Its Charter)


             Delaware                                13-3447441
------------------------------------     ---------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification
  incorporation or organization)                        No.)

  745 Seventh Avenue, New York, New York                     10019
---------------------------------------------    -------------------------------
 (Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number, including area code: (212) 526-7000

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange on Which
                                                ------------------------------
Title of Each Class                                       Registered
-------------------                                       ----------

Corporate Backed Trust Certificates, Federal        New York Stock Exchange
          Express Corporation Note-Backed                  ("NYSE")
          Series 2001-37


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [X] Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [ ]         No [X]

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

      The registrant has no voting stock or class of common stock that is held by nonaffiliates.


                       DOCUMENTS INCORPORATED BY REFERENCE

The distribution reports to security holders filed on Form 8-K during the fiscal year in lieu of reports on Form 10-Q which include the reports filed on Form 8-K listed in Item 15(a) hereto are incorporated by reference into part IV of this Annual Report.

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

Federal Express Corporation, the issuer of the underlying securities, is subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For information on the issuer of the underlying securities, please see its periodic and current reports filed with the Securities and Exchange Commission (the "Commission") under Federal Express Corporation's Exchange Act file number, 001-07806. The Commission maintains a site on the World Wide Web at "http://www.sec.gov" at which users can view and download copies of reports, proxy and information statements and other information regarding issuers filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or "EDGAR." Periodic and current reports and other information required to be filed pursuant to the Exchange Act by the issuer of the underlying securities may be accessed on this site. Neither the Depositor nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither the Depositor nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting the issuer of the underlying securities or the underlying securities have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.

                                     PART I

Item 1.   Business.
          Not Applicable

Item 1A.  Risk Factors.
          Not Applicable

Item 1B.  Unresolved Staff Comments.
          Not Applicable

Item 2.   Properties        .
          Not Applicable

Item 3.   Legal Proceedings.
          None

Item 4.   Submission of Matters to a Vote of Security Holders.
          None

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

Item 6.   Selected Financial Data.
          Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
          Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk. Not Applicable

Item 8.   Financial Statements and Supplementary Data.
          Not Applicable

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
          None

Item 9A.  Controls and Procedures.
          Not Applicable

Item 9A(T).  Controls and Procedures.
          Not Applicable

Item 9B.  Other Information.
          None

                                    PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
          Not Applicable

Item 11.  Executive Compensation.
          Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
          Not Applicable

Item 13. Certain Relationships and Related Transactions, and Director Independence.
          None

Item 14.  Principal Accountant Fees and Services.
          Not Applicable


                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules.

            (a) The following documents have been filed as part of this report.

                  1. Trustee's Distribution Statements documented on Form 8-K regarding the distributions from the Trust to the certificateholders for the period from January 1, 2007 through and including December 31, 2007 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

--------------------------------------------------------------------------------
                                                     Distribution
                Trust Description                        Date         Filed on
--------------------------------------------------------------------------------
Corporate Backed Trust Certificates, Federal          01/01/2007     01/08/2007
Express Corporation Note-Backed Series 2001-37        07/01/2007     07/13/2007
Trust
--------------------------------------------------------------------------------

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

            (b)   See Item 15(a) above.

            (c)   Not Applicable.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Lehman ABS Corporation, as Depositor for the
                                  Trust (the "Registrant")



Dated:  March 26, 2008            By: /s/ Scott Barek
                                      ------------------------------------------
                                         Name:  Scott Barek
                                         Title: Senior Vice President

                                  EXHIBIT INDEX

--------------------------------------------------------------------------------
  Reference
  Number per                                                    Exhibit Number
 Item 601 of               Description of Exhibits                 in this
Regulation SK                                                     Form 10-K
--------------------------------------------------------------------------------
    (31.1)    Certification by Senior Vice President of the          31.1
              Registrant pursuant to 15 U.S.C. Section 7241,
              as adopted pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
    (31.2)    Annual Compliance Report by Trustee pursuant to
              15 U.S.C. Section 7241, as adopted pursuant to         31.2
              Section 302 of the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------